Form 10-K
MORTGAGE ASSET SEC TRANS INC MORT PASS THR CERT SER 2002-7
filed 2003-03-28
CIK 1202536

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-98155-04


        MASTR Asset Securitization Trust
        Mortgage Pass-Through Certificates
        Series 2002-7 Trust

       (Exact name of registrant as specified in its charter)



   New York                                       55-0806564
                                                  55-0806557
                                                  55-0806569
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o Wells Fargo Bank Minnesota, N.A.,
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                 PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreement (the Trusts), the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class 1-A-1                       2
             Class 1-A-2                       1
             Class 1-A-3                       2
             Class 1-A-4                       1
             Class 1-A-5                       1
             Class 1-AX                        1
             Class 2-A-1                       1
             Class 2-A-10                      1
             Class 2-A-11                      2
             Class 2-A-12                      5
             Class 2-A-13                      2
             Class 2-A-14                      1
             Class 2-A-15                      1
             Class 2-A-2                       2
             Class 2-A-3                       1
             Class 2-A-4                       5
             Class 2-A-5                      11
             Class 2-A-6                       1
             Class 2-A-7                       1
             Class 2-A-8                       2
             Class 2-A-9                       2
             Class 2-AX                        1
             Class 3-A-1                       1
             Class 3-A-2                       2
             Class 3-A-3                       1
             Class 3-AX                        1
             Class R                           1
             Class B-1                         1
             Class B-2                         1
             Class B-3                         1
             Class B-4                         1
             Class B-5                         1
             Class B-6                         1
             Class PO1                         1
             Class PO2                         1
             Class PO3                         1

             Total:                           62


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Controls and Procedures.

            Not applicable.

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Bank of America, N.A. (KY), as Servicer <F2>
       b) Cendant Mortgage Corp, as Servicer <F2>
       c) Chase Manhattan Mtg Corp, as Servicer <F1>
       d) Downey Savings, as Servicer <F1>
       e) GMAC Mortgage Corp, as Servicer <F1>
       f) HSBC Bank, USA, as Servicer <F1>
       g) Mid America Bank, FSB, as Servicer <F1>
       h) National City Mortgage Co, as Servicer <F2>
       i) Nexstar Financial, as Servicer <F1>
       j) Sun Trust Mortgage Inc, as Servicer <F1>
       k) US Mortgage, as Servicer <F1>
       l) Wells Fargo Home Mortgage, Inc, as Servicer <F2>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Bank of America, N.A. (KY), as Servicer <F2>
       b) Cendant Mortgage Corp, as Servicer <F2>
       c) Chase Manhattan Mtg Corp, as Servicer <F1>
       d) Downey Savings, as Servicer <F1>
       e) GMAC Mortgage Corp, as Servicer <F1>
       f) HSBC Bank, USA, as Servicer <F1>
       g) Mid America Bank, FSB, as Servicer <F1>
       h) National City Mortgage Co, as Servicer <F2>
       i) Nexstar Financial, as Servicer <F1>
       j) Sun Trust Mortgage Inc, as Servicer <F1>
       k) US Mortgage, as Servicer <F1>
       l) Wells Fargo Home Mortgage, Inc, as Servicer <F2>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Bank of America, N.A. (KY), as Servicer <F2>
       b) Cendant Mortgage Corp, as Servicer <F1>
       c) Chase Manhattan Mtg Corp, as Servicer <F1>
       d) Downey Savings, as Servicer <F1>
       e) GMAC Mortgage Corp, as Servicer <F1>
       f) HSBC Bank, USA, as Servicer <F1>
       g) Mid America Bank, FSB, as Servicer <F1>
       h) National City Mortgage Co, as Servicer <F2>
       i) Nexstar Financial, as Servicer <F1>
       j) Sun Trust Mortgage Inc, as Servicer <F1>
       k) US Mortgage, as Servicer <F1>
       l) Wells Fargo Home Mortgage, Inc, as Servicer <F2>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.

    (99.5) Reliance Certifications Mandated under the Pooling and Servicing
           Agreement for the year ended December 31, 2002.

       a) Bank of America, N.A. (KY), as Servicer <F3>
       b) Cendant Mortgage Corp, as Servicer <F3>
       c) Chase Manhattan Mtg Corp, as Servicer <F3>
       d) Downey Savings, as Servicer <F4>
       e) GMAC Mortgage Corp, as Servicer <F4>
       f) HSBC Bank, USA, as Servicer <F3>
       g) Mid America Bank, FSB, as Servicer <F3>
       h) National City Mortgage Co, as Servicer <F3>
       i) Nexstar Financial, as Servicer <F3>
       j) Sun Trust Mortgage Inc, as Servicer <F3>
       k) US Mortgage, as Servicer <F4>
       l) Wells Fargo Home Mortgage, Inc, as Servicer <F3>

   (99.6) Servicing Information Mandated under the Pooling and Servicing
          Agreement for the year ended December 31, 2002.

           As of the date hereof, US Mortgage Services has not provided certain information regarding loan level data which it is required to provide under the applicable servicing agreement.


   (b) On November 13, 2002, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.


        On December 09, 2002 and January 08, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Such document (i) is not filed herewith since such document was not received by the reporting person at least three business days prior to the due date covered by this report, and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.

  <F2> Filed Herewith.

  <F3> Certification has been received.

  <F4> Certification has not been received.


                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    MASTR Asset Securitization Trust
    Mortgage Pass-Through Certificates
    Series 2002-7 Trust
    (Registrant)



  Signed:  Wells Fargo Bank Minnesota, N. A. as Master Servicer


  By:   Michael Watchke as Vice President

  By: /s/  Michael Watchke

  Dated: March 13, 2003

  Sarbanes-Oxley Certification


I, Michael Watchke, certify that:


1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of MASTR Asset Securitization Trust Mortgage Pass-Through Certificates Series 2002-7 Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Bank of America, N.A. (KY), as Servicer, Cendant Mortgage Corp, as Servicer, Chase Manhattan Mtg Corp, as Servicer, HSBC Bank, USA, as Servicer, Mid America Bank, FSB, as Servicer, National City Mortgage Co, as Servicer, Nexstar Financial, as Servicer and Sun Trust Mortgage Inc, as Servicer.



      Date: 3/28/03


      /s/ Michael Watchke
      Signature


      Vice President
      Title








  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

  Ex-99.1 (a)

PRICEWATERHOUSECOOPERS     (logo)

PricewaterhouseCoopers LLP
214 N. Tryon Street
Suite 3600
Charlotte NC 28202
Telephone (704) 344 7500
Facsimile (704) 344 4100

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of Bank of America, N.A.

We have examined management's assertion about compliance by BA Mortgage, LLC and the Mortgage division of Bank of America, N.A. (collectively, the "Company"), which together comprise an operating division of Bank of America N.A., with the minimum servicing standards (the "Standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December
31, 2002 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with the Standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included, examining, on a test basis, evidence about the Company's compliance with the Standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Standards.

In our opinion, management's assertion that the Company complied with the aforementioned Standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP
March 7, 2003

  Ex-99.1 (b)

Deloitte
& Touche   (logo)

Deloitte & Touche LLP
750 College Road East
3rd Floor
Princeton, New Jersey 08540

Tel: (609) 514-3600
Fax: (609) 514-3603
www.deloitte.com

INDEPENDENT ACCOUNTANT'S REPORT

To Cendant Mortgage Corporation:

We have examined management's assertion about Cendant Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for Cendant Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cendant Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cendant Mortgage Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that Cendant Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

February 21, 2003



Deloitte
Touche
Tohmatsu    (logo)

  Ex-99.1 (h)

ERNST & YOUNG   (logo)

Ernst & Young LLP
1300 Huntington Building
925 Euclid Avenue
Cleveland, Ohio 44115-1405

Phone: (216) 861-5000
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
National City Mortgage Co.

We have examined management's assertion, included in the accompanying Report of Management, that National City Mortgage Co. (NCM) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) for the year ended December 31, 2002. Management is responsible for NCM's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about NCM's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified requirements.

In our opinion, management's assertion, that NCM complied with the aforementioned requirements for the year ended December 31, 2002, is fairly stated, in all material respects.

This report is intended solely for the information and use of the audit committee, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Government National Mortgage Association and NCM's private investors and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Ernst & Young LLP

February 24, 2002

A Member Practice of Ernst & Young Global

  Ex-99.1 (l)

KPMG  (logo)

2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Wells Fargo Home Mortgage:

We have examined management's assertion dated February 25, 2003 that Wells
Fargo Home Mortgage complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002. Management is responsible for Wells Fargo Home Mortgage's compliance with those minimum standards. Our responsibility is to express an opinion on management's assertion about Wells Fargo Home Mortgage's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Home Mortgage's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wells Fargo Home Mortgage's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wells Fargo Home Mortgage complied with the aforementioned minimum servicing standard as of and for the year ended December 31, 2002, is fairly stated, in all material respects.

/s/ KPMG LLP

February 25, 2003

KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.


  Ex-99.2 (a)

Bank of America    (logo)
Exhibit 1

Bank of America Mortgage
101 E. Main Street, Suite 400
P.O. Box 35140
Louisville, Kentucky 40232 5140

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 7, 2003

As of and for the year ended December 31, 2002, BA Mortgage LLC, and the Mortgage division of Bank of America, N.A. (collectively, the "Company"), which together comprise an operating division of Bank of America, N.A., has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $400,000,000 and $475,000,00 respectively.

/s/ Kevin M. Shannon                     /s/ H. Randall Chestnut
Kevin M. Shannon                        H. Randall Chestnut
President                               Senior Vice President
Consumer Real Estate                    Bank of America, N.A.
Bank of America, N.A.


/s/ David H. Rupp                        /s/ Gary K. Bettin
David H. Rupp                           Gary K. Bettin
Senior Vice President                   Senior Vice President and
Bank of America, N.A.                   National Servicing Executive
                                        Bank of America, N.A.

/s/ J. Mark Hanson
J. Mark Hanson
Senior Vice President
Bank of America, N.A.

  Ex-99.2 (b)

CENDANT
Mortgage    (logo)

Cendant Mortgage
3000 Leadenhall Road
Mount Laurel, NJ 08054

As of and for the year ended December 31, 2002, Cendant Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $120 million and $20 million, respectively.

Cendant Mortgage Corporation

/s/  Terence W. Edwards
Terence W. Edwards
President and Chief Executive Officer



/s/ Mark Danahy
Mark Danahy
Senior Vice President & Chief Financial Officer



/s/ Martin L. Foster
Martin L. Foster
Senior Vice President-Loan Servicing

  Ex-99.2 (h)

National City
Mortgage        (logo)

National City Mortgage Co.
3232 Newmark Drive * Miamisburg, Ohio 45342
Telephone (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820

Management's Assertion on Compliance with Minimum Servicing
Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report on Management

We, as members of management of National City Mortgage Co. (NCM), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation
Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of NCM's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2002, NCM complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, NCM had in effect a fidelity bond policy in the amount of $50 million and an errors and omissions policy in the amount of $40 million.

/s/ Charles Abourezk
Charles Abourezk, Senior Vice President

February 24, 2003



No one Cares More!

  Ex-99.2 (l)

Wells Fargo
Home Mortgage     (logo)

1 Home Campus
Des Moines, IA 50328-0001


Management Assertion

As of and for the year ended December 31, 2002, Wells Fargo Home Mortgage Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Wells Fargo Home Mortgage Inc. had in effect a fidelity bond along with an errors and omissions policy in the amounts of $100 million and $20 million, respectively.

/s/ Pete Wissinger               February 25, 2003
Pete Wissinger
Chief Executive Officer

/s/ Michael J. Heid              February 25, 2003
Michael J. Heid
Executive Vice President

/s/ Robert Caruso                February 25, 2003
Robert Caruso
Senior Vice President
Loan Servicing


  Ex-99.3 (a)


ANNUAL OFFICER CERTIFICATION


In accordance with the Servicing Agreement, I, the undersigned, hereby certify as to each Mortgage Loan being serviced by Bank of America, N.A. the following:

1. I am a duly authorized officer of Bank of America, N.A. and am empowered and authorized to issue this Annual Certification.

2. All taxes, ground rents and assessments for the Mortgages covered herein have been paid.

3. All insurance premiums for flood or other casualty insurance, and FHA premiums or Private Mortgage premiums on conventional loans have been paid and are in full force.

4. Interest is being paid on escrow in accordance with any laws, regulations, or contracts that require payment of interest on mortgagors' escrow deposit accounts.

5. Analysis had been made to ensure sufficient money was collected in the escrow year.

6. All required interest and/or monthly payment adjustment for ARM loans were made in accordance with the mortgage terms, and timely and proper notice was provided to the mortgagors.

7. With respect to FHA Section 221 mortgages that have reached the 20th anniversary of their endorsement, we will assign those mortgages that are eligible for assignment under HUD's special assignment procedures if requested on a loan basis by the investor.

8. We have complied with Internal Revenue Service's requirements for reporting the receipt of $600 or more of interest payments (IRS 1098) from a mortgagor, for filing statements for recipients of miscellaneous income (IRS 1099-Misc) to report payments of fees to attorneys for handling liquidation proceedings, and for filing notices of acquisition of abandonment of secured property (IRS 1099-
A) to report the acquisition of property by foreclosure or acceptance of a deed-in-lieu or by a mortgagor's abandonment of a property.

9. The Fidelity Bond and Errors and Omissions Coverage has been reviewed. All required coverage is in existence and none of our principal officers have been removed from coverage.

10. A viable contingency plan is in place to minimize financial loss and disruptions of service to the institution and its customers, as required by federal regulations.


I FURTHER CERTIFY:
A. To the best of my knowledge and upon reasonable investigation, the servicing of the Mortgage Loans during the year of 2002 has been conducted in compliance with the Agreement except for such exceptions as I am setting forth below.

Exceptions (if any):    None

B. A review of activities with respect to performance under the Agreement has been made under my supervision and to the best of my knowledge, based on such review, no default exists as of 12/31/02 in the fulfillment of any obligations under the Agreement other than the events of default, if any, which I am listing below with the nature and status thereof.

Events of Default (if any):     None


Bank of America, N.A.

/s/ Robert S. O'Neill
Robert S. O'Neill
Investor Services - Kentucky
Senior Vice President

  Ex-99.3 (h)

National City
Mortgage (logo)

National City Mortgage Co.
3232 Newmark Drive * Miamisburg, Ohio 45342
Telephone (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820


Wells Fargo Bank Minnesota NA
Attn: Susan Holford
9062 Old Annapolis Road
Columbia, Maryland 21045-1951

RE: Officer's Certification - National City Mortgage Investor Number 745, 749, 780, 784, 788 & 902


Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year:

a. I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to WELLS FARGO BANK MINNESOTA NA;

b. I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

c. I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

d. All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

e. All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to WELLS FARGO BANK MINNESOTA NA;

f. All custodial accounts have been reconciled and are properly funded; and

g. All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:
/s/ Mary Beth Criswell
Officer (Mary Beth Criswell)

Vice President
Title

February 14, 2003
Date

No one Cares More!


  Ex-99.3 (l)

Wells Fargo
Home Mortgage    (logo)

One Home Campus
Des Moines, IA 50328-0001


March 31, 2003


Re: 2002 Annual Certification

We hereby certify to the best of our knowledge and belief that for the calendar year of 2002:

1. All real estate taxes, bonds assessments and other lienable items have been paid.

2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement, or those of a normal prudent lender if not specified, and those premiums due have been paid.

4. We have made all property inspections as required.

5. Fidelity bond and Errors and Omissions insurance coverage currently exits.

6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status has been reported.

Sincerely,

/s/ John B. Brown
John B. Brown
Vice President
Wells Fargo Home Mortgage Inc.


  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   1-A-1                       3,204,371.38        19,047,461.22                0.00            333,061,205.79
   1-A-2                          29,186.57           450,795.03                0.00              7,882,537.97
   1-A-3                          88,017.06                 0.00                0.00                      0.00
   1-A-4                         868,685.84         5,409,540.58                0.00             94,590,459.42
   1-A-5                          16,380.93            97,371.73                0.00              1,702,628.27
   1-AX                          322,010.45                 0.00                0.00                      0.00
   2-A-1                         581,140.00                 0.00                0.00             99,624,000.00
   2-A-10                        199,006.35           679,763.08                0.00             19,320,236.91
   2-A-11                        131,210.00                 0.00                0.00             13,121,000.00
   2-A-12                         39,970.00                 0.00                0.00              3,997,000.00
   2-A-13                        496,000.00                 0.00                0.00             49,600,000.00
   2-A-14                         10,000.00                 0.00                0.00              1,000,000.00
   2-A-15                         10,000.00                 0.00                0.00              1,000,000.00
   2-A-2                         342,872.60                 0.00                0.00             99,624,000.00
   2-A-3                       1,068,467.40                 0.00                0.00                      0.00
   2-A-4                         345,773.50         1,451,194.63                0.00             33,450,805.37
   2-A-5                         349,020.00                 0.00                0.00             34,902,000.00
   2-A-6                          65,620.96         7,600,000.00                0.00                      0.00
   2-A-7                         292,139.11           216,104.80                0.00             56,418,295.20
   2-A-8                         415,790.89            54,026.20                0.00             14,104,573.80
   2-A-9                         502,557.59         1,670,870.57                0.00             48,829,129.43
   2-AX                          333,127.21                 0.00                0.00                      0.00
   3-A-1                         615,245.49           177,202.27                0.00             66,990,797.73
   3-A-2                          91,666.66                 0.00                0.00             10,000,000.00
   3-A-3                          80,960.00                 0.00                0.00              8,832,000.00
   3-AX                           83,536.64                 0.00                0.00                      0.00
   A_LR                                0.00                 0.00                0.00                      0.00
   A_MR                                0.00                 0.00                0.00                      0.00
   R                                   0.46               100.00                0.00                      0.00
   B-1                           102,755.13            33,360.17                0.00             10,566,639.83
   B-2                            46,191.34            14,996.34                0.00              4,750,003.66
   B-3                            30,787.76             9,995.46                0.00              3,166,004.54
   B-4                            15,403.58             5,000.88                0.00              1,583,999.12
   B-5                            15,393.89             4,997.73                0.00              1,583,002.27
   B-6                            15,399.47             4,999.55                0.00              1,583,577.45
   PO1                                 0.00             3,528.68                0.00                467,244.32
   PO2                                 0.00               493.58                0.00                133,466.42
   PO3                                 0.00                24.47                0.00                 11,326.53