Form 10-K/A
period 2003-03-28
MORTGAGE ASSET SEC TRANS INC MORT PASS THR CERT SER 2002-7
filed 2003-07-31
CIK 1202536

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Bank of America, N.A. (KY), as Servicer <F1>
       b) Cendant Mortgage Corp, as Servicer <F1>
       c) Cenlar, as Subservicer <F1>
       d) Chase Manhattan Mtg Corp, as Servicer <F1>
       e) Downey Savings, as Servicer <F1>
       f) GMAC Mortgage Corp, as Servicer <F1>
       g) HSBC Bank, USA, as Servicer <F1>
       h) Mid America Bank, FSB, as Servicer <F1>
       i) National City Mortgage Co, as Servicer <F1>
       j) Sun Trust Mortgage Inc, as Servicer <F1>
       k) US Mortgage, as Servicer <F1>
       l) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Bank of America, N.A. (KY), as Servicer <F1>
       b) Cendant Mortgage Corp, as Servicer <F1>
       c) Cenlar, as Subservicer <F1>
       d) Chase Manhattan Mtg Corp, as Servicer <F1>
       e) Downey Savings, as Servicer <F1>
       f) GMAC Mortgage Corp, as Servicer <F1>
       g) HSBC Bank, USA, as Servicer <F1>
       h) Mid America Bank, FSB, as Servicer <F1>
       i) National City Mortgage Co, as Servicer <F1>
       j) Sun Trust Mortgage Inc, as Servicer <F1>
       k) US Mortgage, as Servicer <F1>
       l) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Bank of America, N.A. (KY), as Servicer <F1>
       b) Cendant Mortgage Corp, as Servicer <F1>
       c) Cenlar, as Subservicer <F1>
       d) Chase Manhattan Mtg Corp, as Servicer <F1>
       e) Downey Savings, as Servicer <F1>
       f) GMAC Mortgage Corp, as Servicer <F1>
       g) HSBC Bank, USA, as Servicer <F1>
       h) Mid America Bank, FSB, as Servicer <F1>
       i) National City Mortgage Co, as Servicer <F1>
       j) Sun Trust Mortgage Inc, as Servicer <F1>
       k) US Mortgage, as Servicer <F1>
       l) Wells Fargo Home Mortgage, Inc, as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.

    (99.5) Reliance Certifications Mandated under the Pooling and Servicing
           Agreement for the year ended December 31, 2002.

       a) Bank of America, N.A. (KY), as Servicer <F2>
       b) Cendant Mortgage Corp, as Servicer <F2>
       c) Cenlar, as Subservicer <F2>
       d) Chase Manhattan Mtg Corp, as Servicer <F2>
       e) Downey Savings, as Servicer <F2>
       f) GMAC Mortgage Corp, as Servicer <F2>
       g) HSBC Bank, USA, as Servicer <F2>
       h) Mid America Bank, FSB, as Servicer <F2>
       i) National City Mortgage Co, as Servicer <F2>
       j) Sun Trust Mortgage Inc, as Servicer <F2>
       k) US Mortgage, as Servicer <F2>
       l) Wells Fargo Home Mortgage, Inc, as Servicer <F2>

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

  <F1> Filed Herewith.

  <F2> Certification has been received.




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

  Dated: July 24, 2003

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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Bank of America, N.A. (KY), as Servicer, Cendant Mortgage Corp, as Servicer, Cenlar, as Subservicer, Chase Manhattan Mtg Corp, as Servicer, Downey Savings, as Servicer, GMAC Mortgage Corp, as Servicer, HSBC Bank, USA, as Servicer, Mid America Bank, FSB, as Servicer, National City Mortgage Co, as Servicer, Sun Trust Mortgage Inc, as Servicer, US Mortgage, as Servicer.


      Date: 7/24/03


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

/s/ Deloitte & Touche LLP

February 21, 2003



Deloitte
Touche
Tohmatsu    (logo)

  Ex-99.1 (c)


KPMG (logo)

New Jersey Headquarters
150 John F. Kennedy Parkway
Short Hills, NJ 07078

Independent Accountants' Report

The Board of Directors
Cenlar FSB:

We have examined management's assertion included in the accompanying management report, that Cenlar FSB (an wholly-owned subsidiary of Cenlar Capital Corporation) and subsidiaries (Cenlar) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's
Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002. Management is responsible for the Cenlar's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Cenlar's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cenlar's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cenlar's compliance with the minimum servicing standards.

In our opinion, management's assertion that Cenlar complied with the aforementioned minimum servicing standards during the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

February 14, 2003


KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.

  Ex-99.1 (d)


PriceWaterhouseCoopers (logo)

PriceWaterhouseCoopers LLP
1177 Avenue of the Americas
New York, NY 10036
Telephone (646) 471 4000
Facsimile (813) 286 6000


Report of Independent Accountants

To the Board of Directors and Stockholders of Chase Mortgage Company:

We have examined management's assertion about Chase Mortgage Company's (the "Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion (see
Exhibit I). The Company's residential loan portfolio is subserviced by an affiliate, Chase Manhattan Mortgage Corporation. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.

In our opinion, management's assertion that the Company complied with the aforementioned standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ PriceWaterhouseCoopers LLP

March 19, 2003

  Ex-99.1 (e)


KPMG (logo)

355 South Grand Avenue
Suite 2000
Los Angeles, CA 90071-1568


Independent Accountants' Report


The Board of Directors
Downey Financial Corp.

We have examined management's assertion, included in the accompanying Management's Report on Compliance with Minimum Servicing Standards, that Downey Financial Corp. and subsidiaries (Downey) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002. Management is responsible for Downey's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Downey's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Downey's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Downey's compliance with the minimum servicing standards.

In our opinion, management's assertion that Downey complied with the aforementioned minimum servicing standards during the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

January 16, 2003

KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.

  Ex-99.1 (f)


PricewaterhouseCoopers (logo)

PricewaterhouseCoopers LLP
160 Federal Street
Boston MA 02110-9862
Telephone (617) 428 8400
Facsimile (617) 439 7393

Report of Independent Accountants

To the Board of Directors and Stockholder of GMAC Mortgage Corporation:


We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' ("the Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.

In our opinion, management's assertion that the Company complied with the aforementioned standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

March 7, 2003

  Ex-99.1 (g)

KPMG (logo)

12 Fountain Plaza, Suite 601
Buffalo, NY 14202

Independent Accountants' Report

The Board of Directors
HSBC Mortgage Corporation (USA):

We have examined management's assertion, included in the accompanying
Management Assertion, that HSBC Mortgage Corporation (USA) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002. Management is responsible for HSBC Mortgage Corporation (USA)'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards specified above our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HSBC Mortgage Corporation
(USA)'s compliance with the minimum servicing standards.

In our opinion, management's assertion that HSBC Mortgage Corporation (USA) complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

February 5, 2003
Buffalo, New York


KPMG LLP. KPMG LLP, a U.S. limited liability partnership is a member of KPMG International, a Swiss association.

  Ex-99.1 (h)



KPMG (logo)

303 East Wacker Drive
Chicago, IL 60601-5212

Independent Accountants' Report

The Board of Directors
MidAmerica Bank fsb:

We have examined management's assertion included in the accompanying Management Assertion, that MidAmerica Bank, fsb (Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's
Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our with examination does not provide a legal determination on the Bank's compliance the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards during the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

March 20, 2003


KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.

  Ex-99.1 (i)

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

/s/ Ernst & Young LLP

February 24, 2002

A Member Practice of Ernst & Young Global

  Ex-99.1 (j)

PRICEWATERHOUSECOOPERS    (logo)

PricewaterhouseCoopers LLP
1751 Pinnacle Drive
Mclean VA 22102-3811
Telephone (703) 918 3000
Facsimile (703) 918 3100

Report of Independent Accountants

To the Board of Directors and Stockholder of SunTrust Mortgage, Inc. and Subsidiaries:

We have examined management's assertion about SunTrust Mortgage, Inc. and its subsidiaries (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying mangement assertion (see Exhibit
I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with the attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We belive that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servcing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP
February 24, 2003

  Ex-99.1 (k)



TERENCE S. MILANEY
CERTIFIED PUBLIC ACCOUNTANT

290 E. VERDUGO SUITE 101
BURBANK, CA 91502
(818) 972-2522
FAX (818) 972-2543

Independent Accountant's Report

To the Board of Directors
U.S. Mortgage
2001 W. Charleston Blvd.,
Las Vegas, Nevada 89102

We have examined management's assertion about U.S. Mortgage's compliance with minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002. Included in the accompanying management assertion, management is responsible for U.S. Mortgage compliance with those servicing standards. Our responsibility is to express an opinion and management's assertion about the entity's compliance based on our company.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about U.S. Mortgage's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of U.S. Mortgage's compliance with minimum servicing standards.

In our opinion, management's assertion that U.S. Mortgage complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ Terence S. Milaney
Terence S. Milaney
Certified Public Accountant.

February 19, 2003

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

Cendant Mortgage Corporation

/s/  Terence W. Edwards
Terence W. Edwards
President and Chief Executive Officer



/s/ Mark Danahy
Mark Danahy
Senior Vice President & Chief Financial Officer



/s/ Martin L. Foster
Martin L. Foster
Senior Vice President-Loan Servicing

  Ex-99.2 (c)


CENLAR
CENTRAL LOAN ADMINISTRATION & REPORTING (logo)

February 14, 2003

Management Assertion

As of and for the year ended December 31, 2002, Cenlar FSB complied in all material respects with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Cenlar FSB had in effect a fidelity bond in the amount of $30,000,000 and errors and omissions policy in the amount of $25,000,000.

/s/ Michael W. Young                      /s/ Gregory S. Tornquist
Michael W. Young                          Gregory S. Tornquist
Chief Executive Officer                   Senior Vice President and
                                          Chief Financial Officer

/s/ Steve W. Gozdan
Steve W. Gozdan
Senior Vice President and
Chief Operating Officer



P.O. Box 77400 * Ewing, NJ 08628 * 609-883-3900

  Ex-99.2 (d)


CHASE
THE RIGHT RELATIONSHIP IS EVERYTHING (logo)

Exhibit I

Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards

March 19, 2003

As of and for the year ended December 31, 2002, Chase Manhattan Mortgage Corporation ("CMMC") and Chase Mortgage Company ("CMC") and their subsidiaries (collectively, the "Group") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Group had in effect a fidelity bond and errors omissions policy in the amount of $250,000,000 and $25,000,000 respectively.

/s/ Steve Rotella                             /s/ Terry L. Gentry
Steve Rotella                                 Terry L. Gentry
Chief Executive Officer                       Senior Vice President of Servicing

/s/ Glenn Mouridy                             /s/ Lucy Gambino
Glenn Mouridy                                 Lucy Gambino
Executive Vice President of Servicing         Vice President of Risk Management

  Ex-99.2 (e)


DOWNEY FINANCIAL CORP.


Management Assertion

As of and for the year ended December 31, 2002, Downey Financial Corp. and its subsidiaries has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Downey had in effect a fidelity bond in the amount of $15 million limit per loss and $30 million aggregate limit and an errors and omissions policy in the amount $20 million.

/s/ Daniel D. Rosenthal                    /s/ Thomas E. Prince
Daniel D. Rosenthal                        Thomas E. Prince
President and                              Executive Vice President and
Chief Executive Officer                    Chief Financial Officer

January 16, 2003

Downey Financial Corp.
3501 Jamboree Road * P.O. Box 6000 * Newport Beach, California 92658-6000 *
(949) 509-4500

  Ex-99.2 (f)


GMAC Mortgage Corporation
4 Walnut Grove Dr.
P.O. Box 965
Horsham, PA 19044-0965

GMAC
Mortgage (logo)

Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards

March 7, 2003

As of and for the year ended December 31, 2002, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers ("USAP") except as follows: Section V - Mortgagor Loan Accounting requires that interest on escrow accounts shall be paid or credited to mortgagors in accordance with the applicable state laws. The Company failed to utilize the appropriate interest rate on escrow accounts required by the state of Oregon during the year.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $400,000,000 and $400,000,000, respectively.

/s/ David Applegate
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp

/s/ Ralph Hall
Ralph Hall
Chief Operation Officer
GMAC Residential Holding Corp

  Ex-99.2 (g)

HSBC (logo)

Management Assertion

As of and for the year ended December 31, 2002, HSBC Mortgage Corporation (USA) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HSBC Mortgage Corporation (USA) had in effect fidelity bond and errors and omissions policies in the amount of $588,675,000 and $40,000,000, respectively.

/s/ David J. Hunter
David J. Hunter
President

/s/ Daniel B. Duggan
Daniel B. Duggan
SVP, Risk Management

/s/ Gary P. Zimmerman
Gary P. Zimmerman
SVP, Mortgage Servicing


HSBC Mortgage Corporation (USA)
2929 Walden Avenue, Depew, NY 14043

  Ex-99.2 (h)



MidAmerica
Bank (logo)

55th & Holmes Avenue
Clarendon Hills, Illinois 60514-1500
(630) 325-7300
www.midamericabank.com


Management Assertion

As of and for the year ended December 31, 2002, MidAmerica Bank, fsb (Bank) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Bank had in effect a fidelity bond policy in the amount of $20,000,000 aggregate and errors and omissions policy in the amount of $7,500,000.

March 20, 2003

/s/ Allen Koranda                      /s/ Kenneth Koranda
Allen Koranda                          Kenneth Koranda
Chairman of the Board and              President
Chief Executive Officer


/s/ Jerry Weberling
Jerry Weberling
Executive Vice President and
Chief Financial Officer


Paying a higher rate of attention.


Berwyn Broadview Burbank Chicago Cicero Clarendon Hills Downers Grove LaGrange Park Naperville Norridge Riverside Romeoville St. Charles Tinley Park Westchester Western Springs Wheaton

Equal Housing Lender
FDIC Insured



  Ex-99.2 (i)

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

/s/ Charles Abourezk
Charles Abourezk, Senior Vice President

February 24, 2003



No one Cares More!

  Ex-99.2 (j)

SUN TRUST   (logo)

Sun Trust Mortgage, Inc.
901 Semmes Avenue
Richmond, VA 23224

Exhibit I

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

February 24, 2003

As of and for the year ended December 31, 2002, SunTrust Mortgage, Inc. and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP")(see
Exhibit II).

As of and for this same period, the Company had in effect a SunTrust Banks, Inc. fidelity bond and errors and omissions policy in the amount of $125 million and a SunTrust Banks, Inc. mortgage errors and omissions policy in the amount of $45 million.

/s/ Robert S. Reynolds
Robert S. Reynolds
Executive Vice President & Chief Administrative Officer

/s/ Julee W. Andrews
Julee W. Andrews
Senior Vice President, Treasurer & Chief Financial Officer

/s/Kathryn Pedon
Kathryn Pedon
Senior Vice President, Manager, Loan Administration Division

  Ex-99.2 (k)


U.S. MORTGAGE
5825 W. SAHARA AVENUE
LAS VEGAS, NV 89146
(702) 248-1156 & (FAX) 247-8837


February 14, 2003

Terrace S. Milaney
Certified Public Accountant
290 E. Verdugo, Suite 101
Burbank, CA 91502


Dear Mr. Milaney:

In connection with your examination of our assertion that U.S. Mortgage complied with the minimum servicing standards in the Mortgage Bankers Association of America's Union Single Attestation Program for Mortgage Bankers
(USAP) as of and for the (period) ended December 31, 2002, we recognize that obtaining representations from us concerning the information contained in this letter is a significant procedure in enabling you to express an opinion on management's assertion about compliance with the minimum servicing standards. Accordingly, we make the following representations, which are true to the best of our knowledge and belief in all material respects:

1. We are responsible for complying with the minimum servicing standards in the USAP.

2. We are responsible for establishing and maintaining an effective internal control structure over compliance with the minimum servicing standards.

3. We have performed an evaluation of U.S. Mortgage Company's compliance with the minimum servicing standards.

4. As of and for the year ended December 31, 2002, U.S. Mortgage has complied with the minimum servicing standards.

5. We have disclosed to you all known noncompliance with the minimum servicing standards.

6. We have made available to you all documentation related to compliance with the minimum servicing standards.

7. We have made the following interpretation of the minimum servicing standard related to: We have found no compliance requirements where we have more than one interpretation of the minimum servicing standards required.

8. We have disclosed any communications from regulatory agencies, internal auditors, and other practitioners concerning possible noncompliance with the minimum servicing standards, including communications received between December 31, 2002 and February 19, 2003.

9. We have disclosed to you any known noncompliance occurring subsequent to December 31, 2002


Yours truly,
U.S. Mortgage
/s/ Earl L. Gross
Earl L. Gross, President
2/14/03
Date

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

Events of Default (if any):     None


Bank of America, N.A.

/s/ Robert S. O'Neill
Robert S. O'Neill
Investor Services - Kentucky
Senior Vice President

  Ex-99.3 (b)


CENDANT
Mortgage (logo)


June 10, 2003

Wells Fargo Mstr Serv
9062 Old Annapolis Road
Columbia, MD 21045
Attn: Ms. Kimberly Wiggins

RE: Officer's Certificate - Annual Certification

Dear Master Servicer:

The undersigned officer certifies the following for Cendant Mortgage Corp. for the 2002 calendar year. To the best of our knowledge:

a) The activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide and to the best of my knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Mstr Serv;

b) The Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

c) The Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide are in full force and effect;

d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Mstr Serv;

f) All Custodial Accounts have been reconciled and are properly funded; and

g) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/ Marc J. Hinkle
Officer - Marc J. Hinkle

Vice President - Loan Servicing
Title

06/10/03
Date

  Ex-99.3 (c)


CENLAR Federal Savings Bank
2002 Annual Certification


In accordance with our Servicing Agreement, we certify that to the best of our knowledge:

1) All funds received in your behalf are properly credited and segregated in established custodial accounts.

2) All mortgaged properties serviced in your behalf are fully covered by hazard insurance policies that are in full force and contain the standard mortgagee clause.

3) Accurate records are maintained regarding funds received in your behalf and mortgagors are provided accounting records for their respective loans, at least annually.

4) All mortgaged properties serviced in your behalf requiring FHA or MI premiums are paid promptly upon receipt of billing and the appropriate coverage is in full force and effect.

5) All appropriate Federal, State, IRS, and Regulatory legislation have been complied with, including but not limited to: the reporting of interest to mortgagors and on abandonment's of foreclosures for all mortgaged properties serviced in your behalf.

6) The paid status of all taxes and assessments is maintained relative to all mortgaged properties in your behalf.

7) Due diligence and standard acceptance collection practices are exercised to collect past due loans, inspections of abandonment REO or properties in foreclosure are performed routinely on all loans serviced in your behalf.

8) All mortgaged loans serviced in your behalf requiring interest rate and or payment changes are changed in a timely fashion in accordance with the provisions of the mortgage, relative to timely notices to the mortgagors, accounting records, proper index and other items specified in the controlling documents.

9) All other provisions of the Servicing Agreement not specified in the above certifications are complied with on all loans serviced in your behalf.

/s/ George T. Schwartz           3/17/03
George T. Schwartz               Date
Senior Vice President
Loan Servicing


  Ex-99.3 (d)


CHASE
THE RIGHT RELATIONSHIP IS EVERYTHING (logo)

Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH 43219
1-800-848-9136 Customer Service
1-800-582-0542 TDD / Text Telephone

Wells Fargo Bank
9062 Old Annapolis Road
Columbia, MD 21045

RE: Annual Certification

Pursuant to the servicing agreement, the undersigned Officer certifies to the following:

a) All hazard (or mortgage impairment, if applicable) flood or other casualty insurance and primary mortgage guaranty insurance premiums, taxes, ground rents, assessments and other changes have been paid by/in connection with the Mortgaged Properties;

b) All property inspections have been completed;

c) Compliance relative to Adjustable Rate Mortgages have been met;

d) Compliance with IRS Foreclosure reporting regulations enacted as IRS Section 6060J by the Deficit Reduction Act, regarding Acquired and/or Abandonment property have been completed;

e) All loans CMMC services in state that have statutes requiring payment of interest on escrow/impound accounts have been completed;

f) That such officer has confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy, and any other bonds required under the terms of the Servicing Agreement are in full force and effect.

g) Enclosed is a copy of our most recent independent audit statement.

CERTIFIED BY: /s/ Lucy P. Gambino    Date: March 31, 2003
                  Vice President
                  Chase Manhattan Mortgage Corporation
                  3415 Vision Drive
                  Columbus, OH 43219

168

  Ex-99.3 (e)


DOWNEY SAVINGS (logo)
downeysavings.com

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J, and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ Kevin W. Hughes
Kevin W. Hughes
Senior Vice President
Title

June 30, 2003
Date


Downey Savings and Loan Association, F.A.
P.O. Box 6060 * Newport Beach, California 92658-6060 * (949) 854-3100
Express Mail Delivery: 3501 Jamboree Road * Newport Beach, California 92660-
2980


  Ex-99.3 (f)


GMAC Mortgage (logo)


March 15, 2003

NORWEST BANK MINNESOTA. N.A.
DEEPA UENKATRA
9062 OLD ANNAPOLIS ROAD
COLUMBIA, MD 21045


Re: Officers Statement of Compliance Year Ending 2002 Servicing Agreement/Pool

We hereby certify to the best of our knowledge and belief, that for the calendar year 2002:

1. A review of the activities of the Seller/Servicer and of performance according to the Seller/Servicer contract has been made with the undersigned Officer's knowledge.
2. To the best of the undersigned Officer's knowledge, and based on such review, the Seller/Servicer has fulfilled all its obligations under the Guides for such year.
3. If applicable, GMACM has filed the information returns with respects to the receipt of mortgage interest pursuant to Sections 6050H, 6050J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.
4. All hazard, flood, FHA mortgage insurance and primary mortgage insurance premiums, taxes, ground rents, assessments and other lienable items have been paid in connection with the mortgaged properties.
5. All property inspections have been completed as required.
6. Compliance relative to Adjustable Rate Mortgages has been met.
7. Fidelity Bond and Errors and Omissions Insurance coverage is current, in full force and effect.

Servicer: GMAC Mortgage Corporation
By: /s/ Michael Kacergis
Name: Michael Kacergis
Title: Assistant Vice President
Date: March 15, 2003

500 Enterprise Road
Suite 150
Horsham, PA 19044


  Ex-99.3 (g)


Annual Statement as to Compliance

We have reviewed the activities and performance of HSBC Mortgage Corporation
(USA) under the Servicing Agreement for the year ended December 31, 2002. To the best of my knowledge, based upon such review, the HSBC Mortgage Corporation
(USA) has fulfilled its duties, responsibilities and obligations under the Servicing Agreement.

/s/ Gary P. Zimmerman
Gary P. Zimmerman
Senior Vice President
Mortgage Servicing

  Ex-99.3 (h)



MidAmerica
Bank (logo)

55th & Holmes Avenue
Clarendon Hills, Illinois 60514-1500
(630) 325-7300
www.midamericabank.com

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year.

A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment have been reported to Wells Fargo Bank Minnesota, N.A.;

F) All Custodial Accounts have been reconciled and are properly funded; and

G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/
Officer

First Vice President + Controller
Title

April 1, 2003
Date

Paying a higher rate of attention.


Berwyn Broadview Burbank Burr Ridge Chicago Cicero Clarendon Hills Downers Grove LaGrange Park Naperville Norridge Riverside Romeoville St. Charles Tinley Park Westchester Western Springs Wheaton

Equal Housing Lender
FDIC Insured

  Ex-99.3 (i)

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

Certified By:
/s/ Mary Beth Criswell
Officer (Mary Beth Criswell)

Vice President
Title

February 14, 2003
Date

No one Cares More!


  Ex-99.3 (j)


SunTrust Mortgage, Inc.
Post Office Box 26149
Richmond, VA 23260-6149
Toll Free 1-800-634-7928
www.suntrustmortgage.com

SunTrust (logo)

NORWEST BANK
ATTN: SUSAN GIBSON
11000 BROKEN LAND PKWY
COLUMBIA, MD 21044-3562
2ND FLOOR LOAN ACCTING


RE: ANNUAL SERVICING CERTIFICATION

In connection with the loans serviced by SunTrust Mortgage, Inc. for NORWEST BANK, I, the undersigned officer, hereby certify the following as December 31, 2002:

* All real estate taxes, special assessments and any charges that may become a lien upon the property and which became due in the last calendar year have been paid. This also includes the verification of payment with taxing authorities for non-impound mortgages.

* For those loans with escrow/impound accounts for the payment of taxes and insurance, sufficient amounts are being collected monthly to provide for payment of future amounts due.

* All FHA insurance premiums or private mortgage insurance premiums, if applicable, have been paid and such coverage is in full force and effect.

* All properties are adequately insured against casualty loss and, if applicable, flood loss and we are in possession of the original hazard insurance and flood insurance policies.

* Fidelity Bond coverage and Errors and Omissions coverage combined of $125,000,000 is adequate and in place and the applicable premiums have been paid.

* All interest and/or monthly payments adjustments for ARM and GPM loans have been made in accordance with the mortgage terms. Timely and proper notice of such changes was provided to the mortgagors.

* All property inspections have been completed according to the provisions of our Servicing Agreement, if applicable.

* The P&I custodial account and any clearing accounts are maintained in a depository institution the deposits of which are insured by the Bank Insurance Fund. The depository institution meets or exceeds the most recent financial rating requirements set forth by FNMA.

* We have complied with all other provisions of the Servicing Agreement.

* We are in compliance with IRS requirements and all federal, state, and local laws for reporting the receipt of interest, payment of fees, or acquisition of properties.

* To the best of my knowledge and upon reasonable investigation, the servicing of the Mortgage Loans during the preceding year has been conducted in compliance with all other provision of the Servicing Agreement(s)/Purchase and Sale Agreement(s) barring such exceptions as listed. Any exceptions to this certification are listed on an attachment along with explanations concerning their completion. If none are listed, it should be considered that there are no exceptions.

BY: /s/ Michael Patten         DATE: March 10, 2003
(signature)
Michael Patten, VP
(name and title)

  Ex-99.3 (k)



Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/ Michael Gross
Officer
Michael Gross

SR VICE PRESIDENT
Title

APRIL 11, 2003
Date

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